Form 10-Q
period 2008-06-30
8 By 8 Inc.
filed 2008-11-12
CIK 1427420

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-53345

8 by 8, Inc.
(Exact name of small business issuer as specified in its charter)

(Former Name if Applicable)

Delaware	36-4624667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 South Pointe Drive, 23rd Floor Miami, Florida  33139
 (Address of principal executive offices)
(646) 236-7500
 (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [_]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes   ☒  No   ☐

As of October 31, 2008, there were outstanding 15,000,000 shares of common stock, $0.0001 par value per share.

8 BY 8, INC.
INDEX TO FORM 10-Q
June 30, 2008

Part I	Financial Information

	Item 1.	Financial Statements

		Balance Sheet as of June 30, 2008 (unaudited)	F-1

		Statements of Operations for the Three Months Ended June 30, 2008, and for the Period from Inception (January 2, 2008) through June 30, 2008 (unaudited)	F-2

		Statement of Cash Flows for the Period from Inception (January 2, 2008) through June 30, 2008 (unaudited)	F-3

		Notes to Unaudited Financial Statements	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

	Item 4T.	Controls and Procedures	6

Part II	Other Information

	Item 1.	Legal Proceedings	6

	Item 1A.	Risk Factors	6

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

	Item 3.	Defaults Upon Senior Securities	6

	Item 4.	Submission of Matters to a Vote of Security Holders	6

	Item 5.	Other Information	6

	Item 6.	Exhibits	7

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

ASSETS

June 30, 2008

Prepaid expenses	$5,000
TOTAL ASSETS	$5,000

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$7,500
Related party advance	11,000

TOTAL LIABILITIES	18,500

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500
Additional paid-in capital	-
Deficit accumulated during the development stage	(15,000)

TOTAL STOCKHOLDER’S DEFICIT	(13,500)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$5,000

See accompanying notes to unaudited financial statements.

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2008	For the Period from Inception (January 2, 2008) through June 30, 2008

REVENUE	$-	$-

General and administrative expenses	2,000	15,000

NET LOSS	$(2,000)	$(15,000)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	15,000,000	15,000,000

See accompanying notes to unaudited financial statements.

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

For the Period from Inception (January 2, 2008) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid assets	(5,000)
Accrued liabilities	7,500
Net cash used in operating activities	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	11,000
Proceeds from issuance of common stock	1,500
Net cash provided by financing activities	12,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	-

Cash and cash equivalents at beginning of period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-

See accompanying notes to unaudited financial statements.

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

8 by 8 Inc. (“the Company”) was incorporated in the state of Delaware on January 2, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in our Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 22, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements as reported in the Registration Statement on Form 10, have been omitted.

We are currently in the development stage. All our activities to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $15,000, used cash from operations of $12,500 since inception, and a working capital deficit of $13,500 at June 30, 2008. Our ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. We do not have any potentially dilutive instruments for this reporting period.

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2	CAPITAL STOCK:

The total number of shares of capital stock which we shall have authority to issue is 100,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. Our preferred stock shall be issued by our Board of Directors in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as our Board of Directors may determine, from time to time.

On January 2, 2008, we issued 15,000,000 shares of common stock at a purchase price of $.0001 per share, for an aggregate purchase price of $1,500.

In July 2008, we agreed to issue a vendor 1,500,000 shares of common stock in exchange for services rendered, valued at $5,000.  The shares have not yet been issued.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of 8 by 8, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believes our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on January 2, 2008 and maintains its principal executive office at 100 South Pointe Drive, 23rd Floor Miami, Florida  33139. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on July 22, 2008, and since its effectiveness, we have focused our efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We are also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. We will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We currently do not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money from the advances from our majority shareholder.  However, the majority shareholder has no obligation to advance additional money to us.

During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
    (ii) consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

We may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since we filed our Registration Statement on Form 10, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of June 30, 2008, we had nominal assets. Our current liabilities as of June 30, 2008 totaled $17,500, comprised exclusively of accrued liabilities and advances from our shareholder. We can provide no assurance that it can continue to satisfy our cash requirements for at least the next twelve months.

The following is a summary of our cash flows from operating, investing, and financing activities for the period from January 2, 2008 (inception) through June 30, 2008:

Period from January 2, 2008 (Inception) through June 30, 2008
Net cash used in operating activities	$(12,500)
Net cash used in investing activities	$0
Net cash from financing activities	$12,500
Net effect on cash	$0

We have no assets and have generated no revenues since inception. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Results of Operations

We have not conducted any active operations since inception. No revenue has been generated by us from January 2, 2008 (inception) through June 30, 2008. It is unlikely we will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.  Our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates.

For the period from January 2, 2008 (inception) through June 30, 2008, we had a net loss of $15,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of our Registration Statement on Form 10 in July of 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officer and director, we are not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 2, 2008.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on July 22, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2008	8 BY 8, INC.

	By:	/s/ Eric M. Hecht
Eric M. Hecht
President, Secretary and Director