Form 10-Q
period 2008-09-30
8 By 8 Inc.
filed 2008-11-12
CIK 1427420

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

8 BY 8, INC.
INDEX TO FORM 10-Q
September 30, 2008

Part I	Financial Information

	Item 1.	Financial Statements

		Balance Sheet as of September 30, 2008 (unaudited)	F-1

		Statements of Operations for the Three Months Ended September 30, 2008 and the Period From Inception (January 2, 2008) through September 30, 2008 (unaudited)	F-2

		Statement of Cash Flows for the Period from Inception (January 2, 2008) through September 30, 2008 (unaudited)	F-3

		Notes to Unaudited Financial Statements	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

	Item 4T.	Controls and Procedures	6

Part II	Other Information

	Item 1.	Legal Proceedings	6

	Item 1A.	Risk Factors	6

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

	Item 3.	Defaults Upon Senior Securities	6

	Item 4.	Submission of Matters to a Vote of Security Holders	6

	Item 5.	Other Information	6

	Item 6.	Exhibits	7

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

ASSETS

September 30, 2008

Prepaid expenses	$-
TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$15,750
Related party advance	11,000

TOTAL LIABILITIES	26,750

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500
Additional paid-in capital	-
Deficit accumulated during the development stage	(28,750)

TOTAL STOCKHOLDER’S DEFICIT	(26,750)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-

See accompanying notes to unaudited financial statements.

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended September 30, 2008	For the Period from Inception (January 2, 2008) through September 30, 2008

REVENUE	$-	$-

General and administrative expenses	13,250	28,250

NET LOSS	$(13,250)	$(28,250)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	15,000,000	15,000,000

See accompanying notes to unaudited financial statements.

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (Unaudited)

For the Period from Inception (January 2, 2008) to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,250)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in assets and liabilities:
Increase in accrued liabilities	15,750
Net cash used in operating activities	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	11,000
Proceeds from issuance of common stock	1,500
Net cash provided by financing activities	12,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	-

Cash and cash equivalents at beginning of period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-

See accompanying notes to unaudited financial statements.

8 BY 8, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

We are currently in the development stage. All our activities to date relate to our organization, initial funding and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, we have a deficit accumulated during the development stage of $28,250, used cash from operations of $1,500 since our inception, and have a working capital deficit of $26,750 at September 30, 2008. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
SEPTEMBER 30, 2008

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

Liquidity and Capital Resources

As of September 30, 2008, we had no assets. Our current liabilities as of September 30, 2008 totaled $24,750, comprised exclusively of accrued liabilities and advances from our shareholder. We can provide no assurance that it can continue to satisfy our cash requirements for at least the next twelve months.

The following is a summary of our cash flows from operating, investing, and financing activities for the period from January 2, 2008 (inception) through September 30, 2008:

Period from January 2, 2008 (Inception) through September 30, 2008
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

Results of Operations

We have not conducted any active operations since inception. No revenue has been generated by us from January 2, 2008 (inception) through September 30, 2008. It is unlikely we will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder our ability to continue as a going concern.  Our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates.

For the period from January 2, 2008 (inception) through September 30, 2008, we had a net loss of $28,250, consisting of legal, accounting, audit and other professional service fees incurred in relation to our formation and the filing of our Registration Statement on Form 10 in July of 2008 and quarterly Form 10-Qs.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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